Form 10-K
period 2004-12-31
PRIME MORTGAGE TRUST MORTGAGE PASS-THROUGH CERT SER 2003-3
filed 2005-03-31
CIK 1274451

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-106323-08


        PRIME Mortgage Trust
        Mortgage Pass-Through Certificates
        Series 2003-3

     (Exact name of registrant as specified in its charter)


   New York                                         54-2142261
  (State or other jurisdiction of                   54-2142262
  incorporation or organization)                    54-2142263
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 27.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) EMC Mortgage Corp, as Servicer <F1>
      b) First Technology Credit Union, as Servicer <F1>
      c) GMAC Mortgage Corp, as Servicer <F1>
      d) HSBC Bank, USA, as Servicer <F1>
      e) Midwest Loan Services, as Servicer <F1>
      f) National City Mortgage Co, as Servicer <F1>
      g) Navy Federal Credit Union, as Sub-Servicer for U.S. Central<F1>
      h) Waterfield Mortgage Corp., as Sub-Servicer for Union Fed Bank of Indianapolis <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) EMC Mortgage Corp, as Servicer <F1>
      b) First Technology Credit Union, as Servicer <F1>
      c) GMAC Mortgage Corp, as Servicer <F1>
      d) HSBC Bank, USA, as Servicer <F1>
      e) Midwest Loan Services, as Servicer <F1>
      f) National City Mortgage Co, as Servicer <F1>
      g) Navy Federal Credit Union, as Sub-Servicer for U.S. Central <F1>
      h) Waterfield Mortgage Corp., as Sub-Servicer for Union Fed Bank of Indianapolis <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) EMC Mortgage Corp, as Servicer <F1>
      b) First Technology Credit Union, as Servicer <F1>
      c) GMAC Mortgage Corp, as Servicer <F1>
      d) HSBC Bank, USA, as Servicer <F1>
      e) Midwest Loan Services, as Servicer <F1>
      f) National City Mortgage Co, as Servicer <F1>
      g) U.S. Central, as Named Servicer for Navy Federal Credit Union <F1>
      h) Union Fed Bank of Indianapolis, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    PRIME Mortgage Trust
    Mortgage Pass-Through Certificates
    Series 2003-3
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Dawn Hammond, Vice President

  By: /s/ Dawn Hammond, Vice President

  Dated: March 31, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Dawn Hammond, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of PRIME Mortgage Trust Mortgage Pass-Through Certificates, Series 2003-3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: EMC Mortgage Corp as Servicer, First Technology Credit Union as Servicer, GMAC Mortgage Corp as Servicer, HSBC Bank, USA as Servicer, Midwest Loan Services as Servicer, National City Mortgage Co as Servicer, Navy Federal Credit Union as Servicer, Union Fed Bank of Indianapolis as Named Servicer, Waterfield Mortgage Corp. as Sub-Servicer.

     Date: March 31, 2005

     /s/ Dawn Hammond
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) Deloitte

Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA

Tel: +1 212 436 2000
Fax: +1 212 436 5000
www.deloitte.com



Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of EMC Mortgage Corporation


We have examined EMC Mortgage Corporation's (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) compliance with its established minimum servicing standards described in the accompanying Management's Assertion dated February 24, 2005, as of and for the year ended November 30, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.


Our examination disclosed the following material noncompliance in regards to resolving reconciling items within ninety (90) calendar days of their original identification, applicable to the Company during the year ended November 30, 2004. The reconciliations in three of the twenty custodial bank accounts selected for testing included twenty three reconciling items which were resolved after 90 calendar days from their original identification.


In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended November 30, 2004 based on the criteria set forth in Appendix A.



/s/ Deloitte & Touche LLP


February 24, 2005



Member of
Deloitte Touche Tohmatsu




APPENDIX A

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

I.  CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
    (e.g., illness or unemployment).

VII.INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1300 SW Fifth Avenue
Suite 3100
Portland OR 97201
Telephone (971) 544 4000
Facsimile (971) 544 4100


Report of Independent Accountants


To the Board of Directors of
First Technology Credit Union and
Charlie Mac


We have examined management's assertion on the attached Exhibit 1 about First Technology Credit Union (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion. Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

January 26, 2005



Exhibit 1
first (logo) tech
c r e d i t  u n i o n



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

January 26, 2005


As of and for the year ended December 31, 2004, First Technology Credit Union (the "Credit Union") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Credit Union had in effect a fidelity bond and errors and omissions policy in the amounts of $5,000,000.00 and $5,000,000.00 respectively.



/s/ Bob Corwin
President and Chief Operations Officer


/s/ Mike Osborne
Executive Vice President, Chief Financial Officer


/s/ Jamie Gray
Executive Vice President of Loan Servicing





  EX-99.1 (c)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
125 High Street
Boston, MA 02110-1707
Telephone (617) 530 5000
Facsimile (617) 530 5001
www.pwc.com



Report of Independent Auditors


To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.


Our examination identified certain instances of non compliance with USAP as it relates to Section I - Custodial Bank Accounts. Specifically, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification. The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004. These instances of non compliance as well as management's remediation status are more fully described in management's assertion, which is set forth in Exhibit 1.



In our opinion, management's assertion that the Company complied with the aforementioned standards except for the instances of non compliance related to Section I - Custodial Bank Accounts as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP


March 18, 2005





  EX-99.1 (d)
(logo) KPMG

KPMG LLP
Suite 601
12 Fountain Plaza
Buffalo, NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KPMG, LLP

February 25, 2005


KPMG LLP, a U.S. limited liability partnership, is the US member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (e)
Richard C. Woodbury, P.C.
Certified Public Accountant
20017 E. Sharon Avenue
Houghton, MI 49931-1904


Phone: (906) 482-1305
Fax: (906) 482-9555
Email: rwoodbury@charterinternet.com
Website: www.rcwpc.com



INDEPENDENT AUDITOR'S REPORT



Board of Directors
Midwest Loan Services, Inc.
Houghton, MI 49931


We have examined management's assertion, included in the accompanying report titled Report of Management, that Midwest Loan Service, Inc. Complied with the servicing standards identified in exhibit A to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing suck other procedures as we considered necessary in the circumstances. We believe that our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum standards during the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ Richard C. Woodbury

Richard C. Woodbury, CPA
February 25, 2005





  EX-99.1 (f)
(logo) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year-ended December 31, 2004. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 11, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (g)
PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCooper LLP
1751 Pinnacle Drive
McLain VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100
www.pwc.com


Report of Independent Accountants


To the Board of Directors and Supervisory Committee of
Navy Federal Credit Union


We have examined management's assertion about Navy Federal Credit Union's (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Program for Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCooper LLP

March 28, 2005





  EX-99.1 (h)
(logo) ERNST & YOUNG

Ernst & Young LLP
111 Monument Circle, Suite 2600
P.O. Box 44972
Indianapolis, Indiana 46204-2094

Phone: (317) 681-7000
Fax:   (317) 681-7216
www.ey.com


Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants

The Board of Directors
Waterfield Mortgage Company, Incorporated


We have examined management's assertion, included in the accompanying report titled Report of Management, that Waterfield Mortgage Company, Incorporated and Subsidiaries (the Company) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004, except for the minimum standards for custodial bank accounts. During 2004, custodial bank accounts were not always reconciled within 45 days and reconciling items were not always cleared in 90 days. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion, that the Company complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects, except for the minimum standards for custodial bank accounts.



/s/ Ernst & Young LLP

February 24, 2005





  EX-99.2 (a)
(logo) EMC
Mortgage Corporation


February 24, 2005


MANAGEMENT'S ASSERTION


As of and for the year ended November 30, 2004, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies, Inc.), has complied, in all material respects, with the Company's established minimum servicing standards, except as discussed below, for residential mortgage loans as set forth in Appendix A (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

During the year ended November 30, 2004, the Company determined it was materially noncompliant with regards to resolving reconciling items within ninety (90) calendar days of their original identification as specified by its established minimum servicing standards. Twenty three reconciling items in three of the twenty custodial bank account reconciliations selected for testing during the accountants' examination were resolved after 90 calendar days from their original identification.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $100,000,000 and $210,000,000 for the periods from December 1, 2003 to September 29, 2004 and from September 30, 2004 to November 30, 2004, respectively, and an errors and omissions policy in the amount of $15,000,000 and $20,000,000 for the periods from December 1, 2003 to January 31, 2004 and from February 1, 2004 to November 30, 2004, respectively.


/s/ Ralene Ruyle
Ralene Ruyle, President


/s/ Norton Wells
F. Norton Wells, Executive Vice President


/s/ Judith L. Leto
Judith L. Leto, CFO and Senior Vice President




Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texas 75014-1358

(logo) Mortgage Bankers Association
investing in communities
MEMBER 2004



APPENDIX A

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS

I.  CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
    (e.g., illness or unemployment).

VII.INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
Exhibit 1
first (logo) tech
c r e d i t  u n i o n



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

January 26, 2005


As of and for the year ended December 31, 2004, First Technology Credit Union (the "Credit Union") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Credit Union had in effect a fidelity bond and errors and omissions policy in the amounts of $5,000,000.00 and $5,000,000.00 respectively.




/s/Bob Corwin
President and Chief Operations Officer


/s/ Mike Osborne
Executive Vice President, Chief Financial Officer


/s/ Jamie Gray
Executive Vice President of Loan Servicing





  EX-99.2 (c)
(logo) GMAC Mortgage

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 18, 2005

As of and for the year ended December 31, 2004, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP" except as follows:
Section I - Custodial Bank Accounts requires that reconciliations be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be prepared within forty-five (45) calendar days after the cutoff date and reconciling items resolved within ninety (90) calendar days of their original identification.


Subsequent to the Company's servicing platform conversion that took place in January of 2004, and as a result of temporary reporting challenges resulting from this conversion, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification.


The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004. The Company has subsequently, in 2005, remediated the resolution of reconciling items within 90 calendar days of original identification.


As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $300,000,000 and $100,000,000, respectively.


GMAC Mortgage
Finance Department
4 Walnut Grove Drive
Horsham, PA 19044


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp



/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp


/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp


/s/ Jim Hillsman
Jim Hillsman
Chief Financial Officer
GMAC Residential Holding Corp





  EX-99.2 (d)
(logo) HSBC



Management Assertion


As of and for the year ended December 31, 2004, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $683,476,500 and $88,000,000 respectively.



/s/ Joseph F. Prasnjak
Joseph F. Prasnjak
SVP, Mortgage Finance


/s/ Lawrence A. Schiavi
Lawrence A. Schiavi
SVP, Executive Management Committee

/s/ Michael T. Stilb
Michael T. Stilb
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043


(logo) EQUAL HOUSING LENDER





  EX-99.2 (e)
(logo)MidWest
LOAN SERVICES INC.
616 Sheldon Avenue, Suite 300
P.O. Box 144
Houghton, MI 49931-0144
phone: (906) 487-5870
fax: (906) 487-5869
e-mail: mlsloan@up.net
web: www.subservicer.com

Management's Assertion on Compliance
With the Specified Minimum Servicing Standards Set Forth
In the Uniform Single Attestation Program for Mortgage Bankers

We, as members of management of Midwest Loan Services, Inc., are responsible for complying with the servicing standards identified in the attached Exhibit A. These standards are set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Company complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2004 and for the year then ended, the Company had in effect a fidelity bond and an errors and omissions policy in the amount of $3,000,000.

/s/ Edward Burger
President

/s/ Stephen Ranzini
Chairman of the Board
February 25, 2005


Exhibit A

Specified Minimum Servicing Standards

  I. Custodial Bank Accounts

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a. be mathematically accurate;
        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;
        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and
        d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

 II. Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

 IV. Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

  V. Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

  V. Mortgagor Loan Accounting (continued)

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

 VI. Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (f)
(logo) National City Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ T. Jackson Case, Jr
T. Jackson Case, Jr., Executive Vice President


March 4, 2005



No one Cares More !





  EX-99.2 (g)
(logo) NAVY FEDERAL
CREDIT UNION
PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to account no.


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 28, 2005


As of and for the year ended December, 31 2004 Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program far Mortgage Bankers ("USAP").


As of and for this same period, Navy Federal had in effect a fidelity bond and errors and omissions policy in the amounts of $15,000,000 and $500,000 respectively.


/s/ John Peden
John Peden
Senior Executive Vice President, Operations


/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President, Operations


/s/ Ann Stevenson
Ann Stevenson
Vice President, Loan Servicing Division


/s/ Latisa M. Head
Latisa M. Head
Vice President, Loan Servicing Division





  EX-99.2 (h)
(logo) WATERFIELD
WATERFIELD
Mortgage Company

A Waterfield Group Company



Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation
Program for Mortgage Bankers



Report of Management

We, as members of management of Waterfield Mortgage Company, Incorporated and Subsidiaries (the Company), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Company complied, in all material respects, with the specified minimum servicing standards, except for the minimum standards for custodial bank accounts. During 2004, custodial bank accounts were not always reconciled within 45 days and reconciling items were not always cleared in 90 days.

From January 1, 2004 to December 31, 2004, the Bank had in effect a fidelity bond in the amount of $20,000,000. From January 1, 2004 to December 31, 2004 the Bank had in effect a mortgage errors and omissions policy in the amount of $20,000,000.



/s/ Donald A. Sherman
Donald A. Sherman
Chairman of the Board & CEO



/s/ Vincent J. Otto
Vincent J. Otto
Executive Vice President  & CFO


February 24, 2005

7500 WEST JEFFERSON BLVD. * P.O. BOX 1289 * FORT WAYNE, INDIANA 46801 * 260-434-8411 * www.waterfield.com
WATERFIELD FINANCIAL CORPORATION * WATERFIELD MORTGAGE COMPANY * WATERFIELD INSURANCE AGENCY * UNION FEDERAL BANK * UNION INVESTMENT SERVICES, INC. EQUAL OPPORTUNITY EMPLOYER * EQUAL HOUSING LENDER


Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.


V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3 (a)
(logo) EMC
Mortgage corporation
Proven Performance


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing


RE: Officer's Certificate


Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or, if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A;

(B) I have confirmed that the Servicer is currently an approved FNMA of FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D)   All premiums for each Hazard Insurance Policy, Flood Insurance Policy
      (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)   All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified by:

/s/ Sue Stepanek
Sue Stepanek
Executive Vice President

March 4, 2005
Date



Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, Texas 75038 Mailing Address: P.O. Box 141358, Irving, Texas 75014-1358

(logo)
Member
Mortgage Bankers
Association of America





  EX-99.3 (b)
(logo) first tech
c r e d i t   u n i o n




Annual Statement on Compliance
Beginning with the year following the year in which your Company first sells Loans to Charlie Mac, your Company will annually submit to Charlie Mac or its designee an Officer's Certificate stating that the following is true, as related to each signatory:

    A. A review has been made of your Company's activities during the preceding calendar year under the officer's supervision.

    B. To the best of the officer's knowledge based on the review, your Company has fulfilled all obligations throughout the preceding calendar year according to the Agreement. Or, if there has been a default in the fulfillment of any obligation, it must specify each default known to the officer, and the nature and status of cure provisions.

This Statement of Compliance must be in a form acceptable for filing with the Securities and Exchange Commission as an exhibit to a Form 10-K. This documentation must be submitted to Charlie Mac no later than the last Business Day of February of each fiscal year.






first tech credit union   po box 2100   beaverton, or 97075-2100
800.637.0852   fax 888:505.1740     www.firsttechcu.com

(logo) :think forward




(logo) first tech
c r e d i t   u n i o n


     Any capitalized term used but not defined herein shall have the meaning ascribed thereto in the Agreement.


Certified by:

/s/ Michael E Osborne
Name: Michael E Osborne
Title: EVP/CFO





first tech credit union   po box 2100   beaverton, or 97075-2100
800.637.0852   fax 888:505.1740     www.firsttechcu.com

(logo) :think forward





  EX-99.3 (c)
(logo) GMAC Mortgage


March 10, 2005



WELLS FARGO BANK
SABRENIA L. FIKE
9062 OLD ANNAPOLS ROAD
COLUMBIA, MD 21045

Re: Annual Officers Statement of Compliance
    Year Ending 2004
    GMACM Investor Agreement # 41163






We hereby certify to the best of our knowledge and belief, that for the calendar year 2004:


1. A review of the activities of the Seller / Servicer and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller / Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 60501H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.


Servicer: GMAC Mortgage Corporation

By: /s/ Michael Kacergis

Name: Michael Kacergis

Title: Manager, Contract Administration
National Loan Administration Risk and Compliance


500 Enterprise Road
Suite 150
Horsham, PA 19044





  EX-99.3 (d)
HSBC (logo)


Exhibit "A"


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:
/s/ Robin E. Hornstrom
Officer

Robin Hornstrom/Vice President
Title

2/25/2005
Date



HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

(logo) EQUAL HOUSING LENDER





  EX-99.3 (e)
(logo) Midwest
LOAN SERVICES INC.

616 Shelden Avenue
PO. Box 144
Houghton, MI 49931-0144
phone: 906 487-5870
fax: 906 487-5869
e-mail: mlsloan @ up.net
web: www.subservicer.com

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing
    Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded;
    and

(G) All annual reports of Foreclosure and Abandonment of Mortgage
    Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

/s/ Edward Burger
Officer Edward Burger

President
Title

2/25/05
Date





Your profitability partner Your profitability partner Your profitability partner Your profitability partner





  EX-99.3 (f)
(logo) National City
Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:


The undersigned Officer certifies the following for the 2004 fiscal year


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:
/s/ T. Jackson Case Jr.
Officer

Executive Vice President
Title

March 8, 2005
Date


No one Cares More!





  EX-99.3 (g)
(logo) U.S. CENTRAL

March 29, 2005

Suite 100
9701 Renner Blvd
Lenexa, Kansas 66219
TEL: (913) 227-6000
Toll Free: (888) 872-0440
Fax: (913) 438-1564
www.USCENTRAL. COOP


Wells Fargo Bank,NA
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Compliance

RE: Annual Statement As To Compliance

Per Section 6.04(a) of the Purchase, Warranties and Servicing Agreement, (the "Agreement"), dated as of June 1, 2002 by and between EMC Mortgage Corporation and U.S. Central Credit Union (the "Company"), as amended (the "Agreement") the undersigned officer of the Company hereby certifies the following for the 2004 calendar year:

(a) That a review of the activities of US Central Credit Union during the 2004 calendar year and of its performance under the Agreement has been made under the supervision of the undersigned;

(b) That to the best of such officer's knowledge, based on such review, US Central Credit Union has fulfilled all of its obligations under the Agreement throughout such annual period,


Capitalized terms used but not defined herein shall have the meanings ascribed thereto in the Agreement.


Certifed By:

/s/ Conaught M. Loveless
Conaught M. Loveless
Chief Investment Officer



  EX-99.3 (h)
      (logo)
      Waterfield
      Mortgage Comapny

      A Waterfield Group Company
      Exhibit "A"


      Wells Fargo Bank Minnesota, N.A.
      9062 Old Annapolis Rd.
      Columbia, MD 21045
      Attention: Master Servicing

      RE: Officer's Certificate

      Dear Master Servicer:

      The undersigned Officer certifies the following for the 2004 fiscal year:

      (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

      (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

      (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

      (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

      (F) All Custodial Accounts have been reconciled and are properly funded with the following exceptions: Custodial accounts were not always prepared within forty-five calendar days and reconciling items were not always resolved within ninety calendar days; and

      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



      Certified By
      /s/ Angela K. Thompson



     Investor Accounting Manager - AVP
     Title

     2/25/05
     Date










     7500 WEST JEFFERSON BLVD. * P.O. BOX 1289 FORT WAYNE, INDIANA 46801 * 219-434-8411 * www Waterfield.com

     WATERFIELD FINANCIAL CORPORATION * WATERFIELD MORTGAGE COMPANY * WATERFIELD INSURANCE AGENCY UNION FEDERAL BANK * UNION INVESTMENT SERVICES INC
     (logo) EQUAL OPPORTUNITY EMPLOYER * EQUAL HOUSING LENDER





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            8,502,937.12         76,321,017.72                 0.00             126,996,256.28
   A-2                            1,752,500.17         15,015,156.69                 0.00              24,984,843.52
   A-3                              309,657.77          7,632,101.65                 0.00              12,699,625.44
   A-4                              986,027.89                  0.00                 0.00              12,699,625.44
   A-5                            1,719,767.16                  0.00                 0.00              31,287,019.00
   A-6                              935,000.03                  0.00                 0.00              17,000,000.00
   A-7                              860,447.62         26,962,571.12                 0.00              32,408,454.58
   A-8                            2,669,702.67                  0.00                 0.00              32,408,454.58
   A-9                            1,923,860.20                  0.00                 0.00              35,000,000.00
   B-1                              382,989.19             84,132.57                 0.00               6,493,867.45
   B-2                              185,264.75             40,697.75                 0.00               3,141,302.25
   B-3                               98,862.21             21,717.41                 0.00               1,676,282.60
   B-4                               86,460.77             18,993.14                 0.00               1,466,006.87
   B-5                               61,774.32             13,570.18                 0.00               1,047,429.82
   B-6                               49,443.73             10,861.48                 0.00                 838,355.52
   PO                                     0.00            301,136.34                 0.00               2,890,665.66
   R-I                                    0.23                 50.00                 0.00                       0.00
   R-II                                   0.23                 50.00                 0.00                       0.00
   R-III                                988.83                 50.00                 0.00                       0.00